Form 10-Q
period 1994-09-30
FM 1993A CORP
filed 1994-11-14
CIK 922589

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549


                                FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



      For Quarter Ended  September 30, 1994  Commission File No.033-53455
                         ------------------                     ---------


                                FM 1993A CORP.
- - -----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)




   DELAWARE                                                   33-0598332
- - -----------------------------------------------------------------------------
(State of Incorporation)                                   (I.R.S. Employer
                                                          Identification No.)




   9330 BALBOA AVENUE, SAN DIEGO, CA                                 92123
- - -----------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


     Registrant's telephone number, including area code  (619) 571-2470
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


                            Yes  X    No
                                ---      ---

       Number of shares of common stock, $.01 par value, outstanding as of the close of business September 30, 1994 - 100

                                 FM 1993A CORP.

                            UNAUDITED BALANCE SHEETS


                                     ASSETS
                                               September 30, December 31,
                                                    1994         1993
                                                -----------  -----------
Cash . . . . . . . . . . . . . . . . . . . .    $       100  $       100
Accrued interest receivable. . . . . . . . .      1,706,250           --
Long-term notes receivable . . . . . . . . .     66,705,529           --
Deferred finance charges . . . . . . . . . .      2,288,836           --
                                                -----------  -----------
TOTAL. . . . . . . . . . . . . . . . . . . .    $70,700,715  $       100
                                                ===========  ===========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Accrued interest payable . . . . . . . . . .    $ 1,706,250  $        --
Long-term notes payable. . . . . . . . . . .     68,994,365           --
Stockholder's equity:
  Common stock, no par value,
    1,000 shares authorized,
    100 shares issued and outstanding. . . .            100          100
                                                -----------  -----------
TOTAL. . . . . . . . . . . . . . . . . . . .    $70,700,715  $       100
                                                ===========  ===========


                 See accompanying notes to financial statements.

                                 FM 1993A CORP.

                       UNAUDITED STATEMENTS OF OPERATIONS

                                         Three months        Nine months
                                             ended              ended
                                      September 30, 1994  September 30, 1993
                                         -------------      -------------
Revenues:
  Interest income. . . . . . . . . . . .  $ 1,798,891        $ 5,339,800
  Administrative fee income. . . . . . .       12,500             37,500
                                          -----------        -----------
                                            1,811,391          5,377,300
                                          -----------        -----------

Expenses:
  Interest expense . . . . . . . . . . .    1,798,891          5,339,800
  Administrative fee expense . . . . . .       12,500             37,500
                                          -----------        -----------
                                            1,811,391          5,377,300
                                          -----------        -----------
Net earnings . . . . . . . . . . . . . .  $        --        $        --
                                          ===========        ===========



                 See accompanying notes to financial statements.

                                 FM 1993A CORP.

                      UNAUDITED STATEMENTS OF CASH FLOWS

                                                               Nine months
                                                                  ended
                                                           September 30, 1994
                                                              -------------
Cash flows from operations:
  Net earnings . . . . . . . . . . . . . . . . . . . . . . .   $        --
  Increase in accrued interest receivable. . . . . . . . . .    (1,706,250)
  Increase in accrued interest payable . . . . . . . . . . .     1,706,250
                                                               -----------
    Cash flows provided by operations. . . . . . . . . . . .            --
                                                               -----------

Cash flows from investing activities:
  Long-term notes receivable purchased . . . . . . . . . . .   (66,427,605)
                                                               -----------
    Cash flows used in investing activities. . . . . . . . .   (66,427,605)
                                                               -----------

Cash flows from financing activities:
  Proceeds from issuance of long-term
    notes payable. . . . . . . . . . . . . . . . . . . . . .    68,908,000
  Finance charges incurred in
    issuance of long-term notes payable. . . . . . . . . . .    (2,480,395)
                                                               -----------
    Cash flows provided by
       financing activities. . . . . . . . . . . . . . . . .    66,427,605
                                                               -----------
Net increase in cash . . . . . . . . . . . . . . . . . . . .            --
Cash at beginning of period. . . . . . . . . . . . . . . . .           100
                                                               -----------

Cash at end of period. . . . . . . . . . . . . . . . . . . .   $       100
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

3.   SIGNIFICANT TRANSACTIONS

     On January 5, 1994, in a private placement transaction, FM 1993A Corp. issued and sold $70 million aggregate principal amount of notes (the "Private Placement Notes") for $68.9 million, less offering expenses of $2.5 million, which proceeds were used to purchase for $66.4 million, notes receivable from CRC-I and CRC-II with an aggregate principal amount of $70 million (collectively, the "CRC Notes"). In September 1994, the Private Placement Notes were exchanged for substantially identical registered notes (the "Notes"). The Notes are due November 1, 2003, payable interest only at the rate of 9.75% per annum semi-annually on July 1 and January 1 each year, with a mandatory prepayment of 50% of the original principal on the first business day of January 2003. The CRC Notes' payment and interest terms are equivalent to and structured to coincide with the Notes such that funds will be available to make payments on the Notes. In addition, the CRC Notes require semi-annual sinking fund payments to a trustee of $747 thousand, which will be utilized to partially fund the 50% prepayment in January 2003. CRC-I and CRC-II used the proceeds of the CRC Notes (of which approximately 43% relates to CRC-I and 57% to CRC-II) to purchase estates for years in various Foodmaker restaurant properties and, in a transaction accounted for as a financing, will lease back such properties to Foodmaker on terms which will provide the funds necessary to make the CRC Notes' payments. The Notes are secured by, among other things, the CRC Notes, the CRC leases to Foodmaker, first priority liens on the underlying properties and any sinking fund or other amounts held in trust.

     The Company's only source of liquidity is collection of scheduled payments on the CRC Notes, which, in turn, are dependent upon Foodmaker's payments on the CRC leases. If Foodmaker were to fail to make payments to CRC-I and CRC-II on the financing leases.

CRC-I and CRC-II would be unable to make payments on the CRC Notes. The Company would then be required to initiate proceedings to gain possession of, liquidate or obtain tenants for the restaurant properties. Although the Company believed at the time of the transaction that the value of the restaurant properties and other collateral would be adequate to secure the Notes, there can be no assurance that such collateral will maintain its value or that, if necessary, it can be liquidated in sufficient amounts or at times required to satisfy all scheduled principal and interest payments.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

Results of Operations

     The Company is a special purpose corporation, incorporated in the State of Delaware in December 1993 for the benefit of Foodmaker in connection with the financing of certain of its restaurant properties through CRC-I and CRC-II limited partnerships, which were organized in December 1993 under the laws of the Commonwealth of Massachusetts. Operations commenced on January 5, 1994 with the issuance and sale, in a private placement transaction, of $70 million aggregate principal amount of notes. The net sales proceeds from the sale of the Private Placement Notes were approximately $68.9 million, which proceeds were used to purchase the CRC-I Note, issued in the principal amount of approximately $30.2 million, and the CRC-II Note, issued in the principal amount of approximately $39.8 million, for approximately $66.4 million . The closing costs paid by the Company were approximately $2.5 million. In September 1994, the Private Placement Notes were exchanged for substantially identical registered notes. The Notes are due November 1, 2003, payable interest only at the rate of 9.75% per annum semi-annually on the first business day of each January and July and continuing through the first business day of July 2003. A mandatory prepayment of 50% of the original balance of the Notes is due on the first business day of January 2002. The CRC Notes' payment and interest terms are equivalent to and structured to coincide with the Notes such that funds will be available to make payments on the Notes. In addition, the CRC Notes require semi-annual sinking fund payments to a trustee of approximately $.7 million, which will be utilized to partially fund the 50% prepayment due in January 2002. The proceeds of the CRC Notes (of which approximately 43% relates to CRC-I and 57% to CRC-II) have been and will be used by CRC-I and CRC-II to purchase estates for years in various Foodmaker restaurant properties and, in a transaction accounted for as a financing, CRC-I and CRC-II will lease back such properties to Foodmaker on terms which will provide the funds required to make the necessary payments on CRC Notes. The Notes are secured by, among other things, the CRC Notes, the CRC leases to Foodmaker, first priority liens on the leased properties and any sinking fund or other amounts held in trust.

     Since the Company has equivalent notes receivable (the CRC Notes) and notes payable (the Notes), including face amounts, net proceeds and stated interest rates, interest income and expense should equate to approximately $6.8 million annually, plus amortization of approximately $.4 million of original issue discount and, as applicable, deferred finance charges on the respective notes. For the three and nine months ended September 30, 1994, slightly less than one-fourth and one-half, respectively, of the annual amounts are reflected as interest income and expense, since the Notes were issued a few days after the beginning of the periods. The Company has elected to be taxed as a Sub-chapter S Corporation under the Code and, as a result, has no federal income tax liability.

Liquidity and Capital Resources

     The Company's only source of liquidity is collection of scheduled payments on the CRC Notes, which, in turn, are dependent upon Foodmaker's payment on the CRC leases. The basic amounts payable on the CRC Notes are equal to, and timed to coincide with, the payments required to be made on the Notes. The CRC Notes also require sinking fund payments to the Trustee, which, in addition to the value of the leased properties, should provide an increasing amount of security through year nine of the Notes. If Foodmaker were to fail to make payments to CRC-I and CRC-II on the financing leases, CRC-I and CRC-II would be unable to make payments on the CRC Notes. The Company would then be required to initiate proceedings to gain possession of, liquidate or obtain tenants for the leased properties. Although the Company believed at the time of the transaction that the value of the leased properties and other collateral would be adequate to secure the Notes, there can be no assurance that such collateral will maintain its value or that, if necessary, it can be liquidated in sufficient amounts or at the times required to satisfy all scheduled principal and interest payments.


PART II - OTHER INFORMATION

There is no information required to be reported for any items under Part II, except as follows:

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits

         Number     Description
         ------     -----------
           27       Financial Data Schedule (included only with electronic
                        filing)

     (b) Reports on Form 8-K - None.

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



Date: November 14, 1994