Form 10-K
FM 1993A CORP
filed 1995-03-31
CIK 922589

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                  FORM 10-K
                                  ---------

            /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                                          -----------------

                        COMMISSION FILE NO. 033-53455
                                            ---------

                                FM 1993A CORP.
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


   DELAWARE                                                   33-0598332
-----------------------------------------------------------------------------
(State of Incorporation)                                   (I.R.S. Employer
                                                          Identification No.)


   9330 BALBOA AVENUE, SAN DIEGO, CA                                 92123
-----------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


     Registrant's telephone number, including area code  (619) 571-2470
                                                         --------------

      Securities registered pursuant to Section 12(b) of the Act: None

      Securities registered pursuant to Section 12(g) of the Act: None

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

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

       The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 15, 1995, was approximately $0.

       Number of shares of common stock, $.01 par value, outstanding as of the close of business December 31, 1994 - 100.

                 DOCUMENTS INCORPORATED BY REFERENCE - None

ITEM 1. BUSINESS

     On January 5, 1994, in a private placement transaction, FM 1993A
Corp. (the "Issuer") issued and sold $70,000,000 aggregate principal amount of notes, which were subsequently exchanged for registered notes (the "Notes"). Proceeds from the issuance of the notes were used to purchase two secured promissory notes issued by CRC-I Limited Partnership ("CRC-I") and CRC-II Limited Partnership ("CRC-II"), in the principal amounts of $30,172,952 and $39,827,048, from CRC-I and CRC-II, respectively (the "CRC-I Note" and the "CRC-II Note", respectively; collectively, the "CRC Notes") for a purchase price of $28,633,100 for the CRC-I Note and $37,794,505 for the CRC-II Note.

     The proceeds from the purchase of the CRC Notes were used by CRC-I and CRC-II to enable each of them to acquire from Foodmaker estates for years to expire on November 30, 2028 (the "Estates For Years"; individually, an
"Estate For Years") in: (1) in the case of CRC-I, 38 existing Jack In The Box restaurants (the "CRC-I Assets"), and (2) in the case of CRC-II, four existing Jack In The Box restaurants and 34 to-be-constructed
Jack In The Box restaurants (the "CRC-II Assets"), all which have been substantially completed; (collectively, the Properties").

     The purchase price for each of the CRC Notes has been disbursed in full. A portion of the purchase price for each such note was held as collateral security for the Notes by the trustee acting on behalf of the holders of Notes, pursuant to the terms of an indenture agreement dated December 15, 1993, by and between the FM 1993A Corp., as principal and agent for CRC-I Limited Partnership and CRC-II Limited Partnership, and State Street Bank and Trust Company, as amended, (the "Indenture"), and released by the trustee to Foodmaker from time to time as Foodmaker acquired fee title to the subject properties and conveyed an Estate For Years therein to CRC-I or CRC-II and met certain other conditions.

     Concurrently with the acquisition by CRC-I and CRC-II of the Estate For Years in the subject properties, CRC-I and CRC-II leased such properties to Foodmaker, Inc. ("Foodmaker") pursuant to a long-term, triple-net master lease (the "CRC-I Lease" or the "CRC-II Lease", respectively; collectively, the CRC Leases).

     Since January 5, 1994, Foodmaker has been responsible for rental payments on all of the properties under the CRC Leases regardless of whether CRC-I and CRC-II had acquired the Estates For Years in such properties. The aggregate payments required to be made by Foodmaker under the CRC Leases should be sufficient to pay interest and principal on the Notes by the end of the basic term.

     The CRC Leases require Foodmaker through 2002 to make payments semi-annually under the CRC Leases to a trustee of approximately $3.4 million and special payments of approximately $0.7 million, which effectively cover interest and sinking fund requirements, respectively, on the Notes. Immediately prior to the principal payment dates on the Notes, Foodmaker must make rejectable offers to reacquire 50% of the properties at each date at a price which is sufficient, in conjunction with previous sinking fund deposits, to retire the Notes. If CRC-I or CRC-II reject the offers, Foodmaker may purchase the properties at less than fair market value or cause CRC-I or CRC-II to fund the remaining principal payments on the Notes and, at Foodmaker's option, cause CRC-I or CRC-II to acquire Foodmaker's residual interest in the properties. If CRC-I or CRC-II are allowed to retain the estates for years, Foodmaker has available options to extend the leases for total terms of up to 35 years, at which time the ownership of the property will revert to Foodmaker.

     As collateral security for the CRC Notes, CRC-I and CRC-II have assigned to the Issuer their rights under the CRC Leases and granted a security interest in and lien upon the Estates For Years in the properties. The CRC Notes and the collateral therefor have been pledged and assigned to the trustee for the benefit of holders of Notes. Foodmaker's remaining interest in the properties has been pledged to secure the Notes. In addition, each of CRC-I and CRC-II has executed and delivered to the Trustee a guaranty of the Notes which guaranties are nonrecourse to the general partners of each of CRC-I and CRC-II.

     Foodmaker owns, operates and franchises the Jack In The Box restaurant concept. Jack In The Box, with system-wide sales of approximately $1 billion in fiscal 1994, has restaurants located principally in the Western and Southwestern United States. In addition, Foodmaker owns approximately 40% of Family Restaurants, Inc., the operator of full service family restaurants located primarily in California and parts of the Southwest under the Carrow's and Coco's formats and full service Mexican restaurants nationwide operated under the Chi-Chi's, El Torito and Casa Gallardo names.

The Issuer

     General

     The Issuer is a special purpose corporation, incorporated in the State of Delaware on December 22, 1993 for the benefit of Foodmaker in connection with the transactions described herein. The purposes of the Issuer are limited to:
(i) issuing and selling the Notes, as principal and as agent for CRC-I and CRC-II, and entering into the Indenture in connection therewith (the "Financing"); (ii) acquiring, owning and holding obligations of CRC-I and CRC-II, accounts, investments and other property to be pledged as collateral for the Notes and pledging such property as collateral for the Notes; and
(iii) engaging in any other activities that are necessary, suitable, or convenient to accomplish the matters set forth in the foregoing clauses (i) and (ii). In furtherance of such limited purposes, the Issuer may not create, incur or assume any indebtedness other than pursuant to or in connection with its original financing and the transactions contemplated thereby, or incur, assume, or guarantee the indebtedness of any person or entity, including, without limitation, pursuant to any purchase or repurchase agreement, capital lease, indemnity, or any keep-well, take-or-pay, through-put, or other arrangement having the effect of assuring or holding harmless any third person or entity against loss with respect to any obligation of such other person or entity, unless such indebtedness is an invoice, statement of account, check, work request, purchase order or other similar document representing expenses relating to the permitted activities of the Issuer described above. The principal executive offices of the Issuer are located at 9330 Balboa Avenue, San Diego, California 92123, and the Issuer's telephone number is
(619) 571-2470.

     Employees

     Pursuant to the terms of the Indenture, the Issuer does not employ any employees.

CRC-I

     General

     CRC-I is a Massachusetts special purpose limited partnership which was organized solely for the purpose of participating in the aforementioned transactions. The original Certificate of Limited Partnership of CRC-I was filed with the Secretary of State of the Commonwealth of Massachusetts on December 8, 1993. The latest date upon which CRC-I is to dissolve is December 31, 2043. The charter documents of CRC-I do not require it to, nor does it intend to, hold annual meetings. The purposes of CRC-I are limited to (i) acquiring, owning, holding and selling or otherwise transferring (subject to the provisions of Section 1.06 of those certain
Deeds of Trust and Mortgages that have been entered into by CRC-I in connection with the transactions specified in (ii) below) Estates For Years in the properties owned by it; (ii) the sale of mortgage notes to the Issuer and encumbering, hypothecating, mortgaging and pledging its interest in the subject properties as security for or in partial satisfaction of such mortgage notes and certain other mortgage notes issued by CRC-II; (iii) leasing the subject properties to Foodmaker pursuant to the terms of a master lease; and (iv) engaging in any other activities which are necessary to accomplish the foregoing purposes or are incidental thereto or connected therewith. In furtherance of such limited purposes, CRC-I is not permitted to engage in any activities other than those required to accomplish the foregoing. The General Partner of CRC-I, CRC-I Corp. incorporated in the Commonwealth of Massachusetts on December 8, 1993, is responsible for the management of CRC-I, transacts all business for CRC-I and has complete discretion in its management of all aspects of CRC-I's affairs. The principal executive offices of CRC-I are located at 9330 Balboa Avenue, San Diego, California 92123 and CRC-I's telephone number is (619)571-2470.

     Employees

     CRC-I has no operations and does not employ any employees.

CRC-II

     General

     CRC-II is a Massachusetts special purpose limited partnership which was organized solely for the purpose of effecting the aforementioned transactions. The original Certificate of Limited Partnership of CRC-II was filed with the Secretary of State of the Commonwealth of Massachusetts on December 1, 1993. The latest date upon which CRC-II is to dissolve is December 31, 2043. The charter documents of CRC-II do not require it to, nor does it intend to, hold annual meetings. The purposes of CRC-II are limited to (i) acquiring, owning, holding and selling or otherwise transferring (subject to the provisions of Section 1.06 of those certain Deeds of Trust and Mortgages entered into by CRC-II in connection with the transactions specified in
(ii) below) Estates For Years in the properties owned by it; (ii) selling mortgage notes to the Issuer and encumbering, hypothecating, mortgaging and pledging its interest in such properties as security for or in partial satisfaction of such mortgage notes and certain other mortgage notes issued by CRC-I; (iii) leasing its properties to Foodmaker pursuant to the terms of a master lease; and (iv) engaging in any other activities which are necessary to accomplish the foregoing purposes or are incidental thereto or connected therewith. In furtherance of such limited purposes, CRC-II is not permitted to engage in any activities other than those required to accomplish the foregoing. The General Partner of CRC-II, CRC-II Corp. incorporated in the Commonwealth of Massachusetts on November 30, 1993, is responsible for the management of CRC-II, transacts all business for CRC-II and has complete discretion in its management of all aspects of CRC-II's affairs. The principal executive offices of CRC-II are located at 9330 Balboa Avenue, San Diego, California 92123 and CRC-II's telephone number is (619)571-2470.

     Employees

     CRC-II has no operations and does not employ any employees.

ITEM 2. PROPERTIES

     The properties in which CRC-I and CRC-II own Estates For Years and in which the Issuer has been granted a security interest are listed hereafter. The usable area of a typical building constructed on a property consists of approximately 50% kitchen space and 50% dining space and includes approximately 20-30 uncovered outdoor parking places. These properties are operated as Jack In The Box restaurants.

CRC-I Assets

   SEQ REST                                               Open
    #   No.  Location                   City          ST  Date

    -----------------------------------------------------------
    1  1112  901 East Curry Road        Tempe         AZ  09/90
    2  1116  1001 North 24th Street     Phoenix       AZ  09/90
    3  1121  1180 Highway 20            Cottonwood    AZ  09/90
    4  1160  1402 East Ash              Globe         AZ  10/75
    5  0021  4751 El Cajon Blvd.        San Diego     CA  05/61
    6  0250  2701 Brooklyn Avenue       Los Angeles   CA  02/65
    7  0273  23813 South Avalon         Carson        CA  05/66
    8  0293  465 South Fairfax          Los Angeles   CA  08/67
    9  3174  13369 Firestone Blvd.      Norwalk       CA  03/86
    10 3251  315 South Brea             Brea          CA  10/91
    11 3306  57930 Twenty Nine Palms    Yucca Valley  CA  04/93
    12 1402  1180 Nameoki Road          Granite       IL  07/69
    13 1403  41 E. Edwardsville Road    Woodriver     IL  10/69
    14 1405  1649 Washington            Alton         IL  03/70
    15 1410  1800 North Illinois        Swansea       IL  04/88
    16 1412  1360 Highway 50            O'Fallon      IL  10/89
    17 1413  830 Edwardsville Road      Troy          IL  05/90
    18 1414  300 South Buchanan         Edwardsville  IL  09/90
    19 4007  15354 Manchester Road      Ellisville    MO  10/69
    20 4031  7520 Manchester            Maplewood     MO  04/70
    21 4052  322 Taylor                 Hazelwood     MO  09/90
    22 0624  5801 Bellaire Boulevard    Houston       TX  12/66
    23 0633  1395 Federal Road          Houston       TX  02/69
    24 0635  2101 9th Avenue North      Texas City    TX  04/69
    25 0640  4400 West Fuqua            Houston       TX  05/69
    26 0641  7447 Spencer Highway       Pasadena      TX  06/69
    27 0654  2210 North Alexander       Baytown       TX  04/70
    28 0662  3333 Red Bluff             Pasadena      TX  04/73
    29 0672  8767 South Main            Houston       TX  09/84
    30 0676  1010 Richmond              Wharton       TX  08/74
    31 0678  916 S. Sam Houston Dr.     Huntsville    TX  10/74
    32 0685  839 East Mulberry St.      Angleton      TX  06/77
    33 0691  419 South Washington       Cleveland     TX  10/78
    34 3605  11080 Scarsdale Blvd.      Houston       TX  07/86
    35 3641  3317 First Street          Rosenberg     TX  08/92
    36 3642  15919 JFK                  Houston       TX  09/92
    37 3648  5107 I-10                  Baytown       TX  04/93
    38 8409  479 Ranier Avenue South    Renton        WA  10/69

CRC-II Assets

   SEQ REST                                               Open
    #   No.  Location                   City          ST  Date

    -----------------------------------------------------------
    1  1123  10685 Fortuna Road         Yuma          AZ  07/94
    2  3019  1471 No. Santa Fe          Vista         CA  07/94
    3  3254  7503 E. Slauson            Commerce      CA  04/94
    4  3296  24820 Pico Canyon Rd.      Santa Clarita CA  06/94
    5  3304  3830 W. Sierra Way         Acton         CA  05/94
    6  3314  919 So. China Lake Blvd.   Ridgecrest    CA  09/94
    7  3316  205 Trask St.              Bakersfield   CA  09/94
    8  3409  1951 Lander Road           Turlock       CA  03/94
    9  3427  1081 S. Main Street        Manteca       CA  08/94
    10 3646  590 Washington             Beaumont      TX  10/94
    11 3647  5601 College               Beaumont      TX  04/94
    12 3649  15824 Northwest Frwy       Houston       TX  04/94
    13 3651  7247 E. I-10               Orange        TX  06/94
    14 3653  322 S. 77 Sunshine Strip   Harlingen     TX  06/94
    15 3654  321 F.M. 359 South         Brookshire    TX  09/94
    16 3655  1401 E. Expwy 83           Mission       TX  05/94
    17 3657  1250 Lake Woodlands Dr.    Woodlands     TX  06/94
    18 3659  1406 W. Tyler Ave.         Harlingen     TX  04/94
    19 3660  909 Pecan                  McAllen       TX  07/94
    20 3661  151 Nolana Loop            McAllen       TX  05/94
    21 3665  2901 Airline Drive         Houston       TX  06/94
    22 3666  1908 E. Main Street        League City   TX  08/94
    23 3667  902 Raul Longoria Rd.      San Juan      TX  09/94
    24 3668  8832 S. Hwy 146            Mont Belvieu  TX  09/94
    25 3669  14540 Westheimer           Houston       TX  08/94
    26 3670  101 FM 528                 Friendswood   TX  08/94
    27 3672  7810 FM 1960               Humble        TX  01/95
    28 3674  5120 Padre Island Hwy      Brownsville   TX  09/94
    29 3675  Silber & I-10              Houston       TX  03/95*
    30 3737  2085 N. Hwy 360            Grand Prairie TX  05/94
    31 3739  7260 N. Stemmons Frwy      Dallas        TX  09/94
    32 3742  3355 Harwood Rd.           Bedford       TX  09/94
    33 3749  183 & Regal Row            Dallas        TX  04/95*
    34 8451  1467 Olney Avenue          Port          WA  11/88
    35 8455  610 So. Burlington Blvd    Burlington    WA  05/90
    36 8470  4717 Evergreen             Everett       WA  09/92
    37 8474  20746 108th Ave.           Kent          WA  11/92
    38 8477  15114 Pacific Ave. So.     Spanaway      WA  10/94

    *Estimated opening date

ITEM 3. LEGAL PROCEEDINGS

    The Issuer, CRC-I and CRC-II have no legal proceedings pending at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1994.


                                 PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Issuer is a closely held corporation and its common stock has no established market value. The Issuer has not paid and does not expect to pay dividends in the foreseeable future. CRC-I and CRC-II are partnerships.

ITEM 6. SELECTED FINANCIAL DATA

     The selected data presented in the following table for and as of the year ended December 31, 1994, summarizes certain financial information concerning the Issuer, CRC-I and CRC-II and is derived from financial statements, which have been audited by KPMG Peat Marwick LLP, independent certified public accountants, and are included elsewhere in this filing. Although the entities were organized in December 1993, operations commenced January 5, 1994.

           (In thousands)                                1994
                                                      ----------
   Statement of Operations Data:

     The Issuer:
       Interest and other income                       $ 7,189
       Interest and other expense                        7,189
       Net earnings                                          0

     CRC-I:
       Interest and other income                       $ 3,102
       Interest and other expense                        3,102
       Net earnings                                          0

     CRC-II:
       Interest and other income                       $ 4,087
       Interest and other expense                        4,087
       Net earnings                                          0

   Balance Sheet Data (at end of period):

     The Issuer:
       Total assets, principally
          long-term notes receivable                   $69,023
       Long-term notes payable                          69,023

     CRC-I:
       Total assets, principally
          long-term lease receivables                  $29,437
       Long-term notes payable                          28,793
       Sinking fund liability                              644

     CRC-II:
       Total assets, principally
          long-term lease receivables                  $38,856
       Long-term notes payable                          38,005
       Sinking fund liability                              850

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The Issuer is a special purpose corporation, incorporated in the State of Delaware in December 1993 for the benefit of Foodmaker in connection with the financing of certain of its restaurant properties through CRC-I and CRC-II limited partnerships, which were organized in December 1993 under the laws of the Commonwealth of Massachusetts. Operations commenced on January 5, 1994 with the issuance and sale, in a private placement transaction, of $70 million aggregate principal amount of notes. The net sales proceeds from the sale of the Private Placement Notes were approximately $68.9 million, which proceeds were used to purchase the CRC-I Note, issued in the principal amount of approximately $30.2 million, and the CRC-II Note, issued in the principal amount of approximately $39.8 million, for approximately $66.4 million. The closing costs paid by the Issuer were approximately $2.5 million. In September 1994, the Private Placement Notes were exchanged for substantially identical registered notes. The Notes are due November 1, 2003, with interest only payments at the rate of 9.75% per annum due semi-annually on the first business day of each January and July and continuing through the first business day of July 2003. A mandatory prepayment of 50% of the original balance of the Notes is due on the first business day of January 2003. The

CRC Notes' payment and interest terms are equivalent to and structured to coincide with the Notes such that funds will be available to make payments on the Notes. In addition, the CRC Notes require semi-annual sinking fund payments to a trustee of approximately $0.7 million, which will be utilized to partially fund the 50% prepayment due in January 2003. The proceeds of the CRC Notes (of which approximately 43% relates to CRC-I and 57% to CRC-II) have been used by CRC-I and CRC-II to purchase estates for years in various Foodmaker restaurant properties and, in a transaction accounted for as a financing, CRC-I and CRC-II lease back such properties to Foodmaker on terms which are calculated to provide the funds required to make the necessary payments on CRC Notes. The Notes are secured by, among other things, the CRC Notes, the CRC leases to Foodmaker, first priority liens on the leased properties and any sinking fund or other amounts held in trust.

     Since the Issuer has equivalent notes receivable (the CRC Notes) and notes payable (the Notes), including face amounts, net proceeds and stated interest rates, interest income and expense should equate to approximately $7.2 million annually, including amortization of approximately $.4 million of original issue discount and, as applicable, deferred finance charges on the respective notes. The Issuer has elected to be taxed as a Sub-chapter S Corporation under the Internal Revenue Code and, as a result, has no federal income tax liability.

     CRC-I and CRC-II reflect the financing lease obligations of Foodmaker as 9.75% lease receivables and have equivalent notes payable to FM 1993A Corp. (the CRC Notes), with approximate face amounts and net proceeds, respectively, of $30.2 million and $28.6 million for CRC-I and $39.8 million and $37.8 million for CRC-II. As a result, interest income and expense, inclusive of amortization of approximately $.2 million of original issue discount, will each be approximately $3.1 million for CRC-I and approximately $4.1 million for CRC-II. No provision for income taxes has been made as the liability for such taxes is that of the partners rather than the partnership.

Liquidity and Capital Resources

     The Issuer's only source of liquidity is payments on the CRC Notes by CRC-I and CRC-II, which, in turn, are dependent upon Foodmaker's payments on the CRC leases. The basic amounts payable on the CRC leases and CRC Notes are equal to, and timed to coincide with, the payments required to be made on the Notes. The CRC leases and CRC Notes also require sinking fund payments to the Trustee, which, in addition to the value of the leased properties, should provide an increasing amount of security through 2002 of the Notes. If Foodmaker were to fail to make payments to CRC-I and CRC-II on the CRC leases, CRC-I and CRC-II would be unable to make payments on the CRC Notes. The Issuer would then be required to initiate proceedings to gain possession of, liquidate or obtain tenants for the leased properties. There can be no assurance that such collateral could be re-leased or liquidated, if necessary, in sufficient amounts or at the times required to satisfy all scheduled principal and interest payments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and related financial information required to be filed are indexed on page F-1 and are incorporated herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the name, age and position with the Issuer of each of the persons designated to serve as directors and executive officers of the Issuer. Additional information with respect to each such individual is contained below under "Background of Directors and Executive Officers." Each Director of the Issuer will hold office until the next annual meeting of stockholders of the Issuer or until his successor has been elected and qualified. Officers of the Issuer are elected by the Board of Directors of the Issuer and serve at the discretion of the Board. Robert H. Key owns all of the outstanding shares of Common Stock of the Issuer, and has sole voting power with respect to the election of directors. See, however, "Certain Relationships and Related Transactions - Corporate Governance."

          Name            Age              Position(s)
          ----            ---              -----------
   Charles W. Duddles     54      President, Treasurer, Secretary and Director

   Charles F. MacGill     72      Director

     Background of Directors and Executive Officers

     Mr. Duddles has been a director and President, Treasurer and Secretary of the Issuer, CRC-I Corp. and CRC-II Corp. since December 1993. Mr. Duddles is also a director, Executive Vice President and Chief Financial and Administrative Officer of Foodmaker and has been since at least 1988.

     Mr. MacGill is a director of the Issuer, CRC-I Corp. and CRC-II Corp. and has been since May 1994. Mr. MacGill is also President and Chairman of the Board of Chartwell Properties Corporation, a real estate investment company, and has been since 1987.

     CRC-I and CRC-II have no directors or officers.


ITEM 11. EXECUTIVE COMPENSATION

     None of the directors or officers of the Issuer receive any compensation for their services in these capacities.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of February 28, 1995, the beneficial ownership of the Issuer's Common Stock.

                                Shares of
        Name of Beneficial       Common             Percent
              Owner               Stock
        ------------------      ---------           -------
          Robert H. Key            100               100%


     The general partners of CRC-I and CRC-II are CRC-I Corp. and CRC-II Corp., respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Corporate Governance

     Each of the Issuer, CRC-I Corp. and CRC-II Corp., and their shareholders (the "Shareholders"), Foodmaker, a designated individual who is both an officer and director of Foodmaker (the "Designated Officer") and an individual unaffiliated with the Issuer, CRC-I Corp or CRC-II Corp. (the "Independent Director") have entered into the Agreement Regarding Corporate Governance, amended and restated as of May 4, 1994 (the "Corporate Governance Agreement"), which sets forth the respective rights and responsibilities of the parties with respect to specific corporate governance issues relating to the Issuer, CRC-I Corp. and CRC-II Corp. Pursuant to the terms of the Corporate Governance Agreement, the Shareholders are obligated to elect the Designated Officer (or his successor) and the Independent Director (or his successor) as the two directors of each of the Issuer, CRC-I Corp. and CRC-II Corp. The Independent Director and the Designated Officer have agreed, in their capacities as directors of the Issuer, CRC-I Corp. and CRC-II Corp., to elect the Designated Officer to all officer positions of each of the Issuer, CRC-I Corp. and CRC-II Corp.

     Foodmaker and the Designated Officer have agreed that the Designated Officer (or his successor), in the capacity of Designated Officer of the Issuer, CRC-I Corp. and CRC-II Corp., will not take any of the following actions without the prior written consent of (i) the holders of 51% or more of the limited partnership interests in CRC-I or CRC-II, in the case of an action proposed to be taken by either of CRC-I or CRC-II, (ii) the holders of 51% or more of the limited partnership interests of each of CRC-I and CRC-II, in the case of an action proposed to be taken by the Issuer: (a) any waiver, amendment or consent to a deviation by Foodmaker relating to any of the terms of the transaction described above; (b) any action to accept or reject the Year Nine Offer or the Termination Date Rejectable Offer (as those terms are defined in the CRC leases) by Foodmaker; or (c) any action which would constitute or result in a breach by the Issuer, CRC-I Corp. or CRC-II Corp. of any of the agreements described above. The Designated Officer (or his successor) is also obligated to take any other action on behalf of the Issuer, CRC-I Corp. and CRC-II Corp. upon receipt of the same written consent requirements noted above, provided that such action is not in violation of the organizational documents of the Issuer, CRC-I Corp. or CRC-II Corp. Foodmaker also agreed to take, and agrees to cause the Designated Officer (or his successor) to take (at Foodmaker's expense), all necessary action to ensure that the Issuer, CRC-I Corp. and CRC-II Corp. remain at all times in compliance with the agreements to which they are a party, and to effectuate transfers of the limited partnership interests in either CRC-I or CRC-II upon the request of at least 51% of the holders of the limited partnership interest of the affected entity.

     The Issuer's Certificate of Incorporation provides that its directors shall not be personally liable to the Issuer or its stockholders for monetary damages arising as a result of a director's breach of his or her fiduciary duty.

     In addition, the Indenture provides that subject to certain exceptions set forth therein, neither the Trustee nor the Holders of Notes may seek or obtain judgment against the Issuer or any of the Issuer's officers, directors, shareholders or employees for payment of principal or interest under the Notes, or any sums payable under the Indenture, and the sole recourse of the Trustee and the Holders of Notes against the Issuer for any default in the payment of such principal or interest or other sums shall be limited to the Trust Estate.

                                 PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

ITEM 14(a)(1) Financial Statements.  See the index to financial statements and schedules on page F-1 of this report.

ITEM 14(a)(2) Financial Statement Schedules.  See the index to financial statements and schedules on page F-1 of this report.

ITEM 14(a)(3) Exhibits

 Number    Description
 ------    -----------
   3.1     Certificate of Incorporation of FM 1993A Corp. (1)

   3.2     Bylaws of FM 1993A Corp. (1)

   4.1     Indenture Agreement dated as of December 15,
           1993, by and between the FM 1993A Corp., as principal and agent for CRC-I Limited
           Partnership and CRC-II Limited Partnership, and
           State Street Bank and Trust Company (1)

 4.1.1     Amendment dated as of July 15, 1994 to
           Indenture Agreement (including Form of Series B
           9.75% Senior Secured Notes)

   4.2     CRC-I Limited Partnership Guarantee dated as of
           December 15, 1993 (1)

   4.3     CRC-II Limited Partnership Guarantee dated as of
           December 15, 1993 (2)

   4.4     Form of Assignment of Lessor's Interest in
           Leases, dated as of December 15, 1993, by CRC-I
           Limited Partnership (with schedule regarding substantially identical assignment by CRC-II
           Limited Partnership) (2)

  10.1     Master Leases (incorporated by reference from
           Foodmaker's Quarterly Report on Form 10-Q for the quarter ended January 23, 1994) (1)

  10.2     Amended and Restated Agreement Regarding
           Corporate Governance dated as of May 4, 1994 (2)

    27     Financial Data Schedule (included only with
                   electronic filing)

-------------------
(1) Previously filed and incorporated by reference from registrant's Registration Statement on Form S-11 (No. 33-53455) filed on
       May 3, 1994.

(2) Previously filed and incorporated by reference from Amendment No. 1 on Form S-4 to registrant's Registration Statement on Form S-11
       (No. 33-53455) filed on July 12, 1994.


ITEM 14(b) Reports on Form 8-K - None.

ITEM 14(c) All required exhibits are filed herein or incorporated by reference as described in Item 14(a)(3).

ITEM 14(d) Supplemental schedules are omitted as they are inapplicable or because the required information is included in the financial statements or notes thereto.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FM 1993A CORP.


                                   By: CHARLES W. DUDDLES
                                      -------------------------
                                       Charles W. Duddles,
                                       President, Treasurer and Secretary
                                       Date: March 31, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                    Title                  Date
     ---------                    -----                  ----

 CHARLES W. DUDDLES        Director, President       March 31, 1995
------------------------   Treasurer and Secretary
 Charles W. Duddles        (Principal Executive,
                           Financial and Accounting
                           Officer)


 CHARLES F. MacGILL        Director                  March 31, 1995
------------------------
 Charles F. MacGill

                          INDEX TO FINANCIAL STATEMENTS


                                                                   Page
FM 1993A CORP.                                                     ----
--------------
For the Periods ended December 31, 1994 and December 31, 1993:
     Independent Auditors' Report                                  F-2
     Balance Sheets                                                F-3
     Statements of Operations                                      F-4
     Statements of Stockholder's Equity                            F-5
     Statements of Cash Flows                                      F-6
     Notes to Financial Statements                                 F-7

CRC-I LIMITED PARTNERSHIP
-------------------------
For the Periods ended December 31, 1994 and December 31, 1993:
     Independent Auditors' Report                                  F-9
     Balance Sheets                                                F-10
     Statements of Operations                                      F-11
     Statements of Partners' Capital                               F-12
     Statements of Cash Flows                                      F-13
     Notes to Financial Statements                                 F-14

CRC-II LIMITED PARTNERSHIP
--------------------------
For the Periods ended December 31, 1994 and December 31, 1993:
     Independent Auditors' Report                                  F-16
     Balance Sheets                                                F-17
     Statements of Operations                                      F-18
     Statements of Partners' Capital                               F-19
     Statements of Cash Flows                                      F-20
     Notes to Financial Statements                                 F-21


                           SUPPLEMENTAL INFORMATION

     No annual report other than this Report on Form 10-K has been sent to security holders.

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors
FM 1993A Corp.:


We have audited the accompanying balance sheets of FM 1993A Corp. as of December 31, 1994 and December 31, 1993, and the related statements of operations, stockholder's equity, and cash flows for the year ended
December 31, 1994 and for the period from December 22, 1993 (inception) through December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FM 1993A Corp. as of December 31, 1994 and December 31, 1993, and the results of its operations and its cash flows for the year ended December 31, 1994 and for the period from December 22, 1993 (inception) through December 31, 1993 in conformity with generally accepted accounting principles.




                                              KPMG PEAT MARWICK LLP


San Diego, California
March 13, 1995

                                 FM 1993A CORP.

                                 BALANCE SHEETS

                                  December 31


                                     ASSETS

                                                    1994             1993
                                                -----------      -----------
Cash . . . . . . . . . . . . . . . . . . . .    $       100      $       100
Long-term notes receivable . . . . . . . . .     66,798,171               --
Deferred finance charges . . . . . . . . . .      2,224,982               --
                                                -----------      -----------
TOTAL. . . . . . . . . . . . . . . . . . . .    $69,023,253      $       100
                                                ===========      ===========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Long-term notes payable. . . . . . . . . . .    $69,023,153      $        --
Stockholder's equity:
  Common stock, no par value,
    1,000 shares authorized,
    100 shares issued and outstanding. . . .            100              100
                                                -----------      -----------
TOTAL. . . . . . . . . . . . . . . . . . . .    $69,023,253      $       100
                                                ===========      ===========


                 See accompanying notes to financial statements.

                                 FM 1993A CORP.

                            STATEMENTS OF OPERATIONS

                    For the Year Ended December 31, 1994 and
                 the Period from December 22, 1993 (Inception)
                              to December 31, 1993


                                                    1994             1993
                                                -----------      -----------
Revenues:
  Interest income. . . . . . . . . . . . . .    $ 7,138,691      $        --
  Administrative fee income. . . . . . . . .         50,000               --
                                                -----------      -----------
                                                  7,188,691               --
                                                -----------      -----------

Expenses:
  Interest expense . . . . . . . . . . . . .      7,138,891               --
  Administrative fee expense . . . . . . . .         50,000               --
                                                -----------      -----------
                                                  7,188,891               --
                                                -----------      -----------
Net earnings . . . . . . . . . . . . . . . .    $        --      $        --
                                                ===========      ===========



                 See accompanying notes to financial statements.

                                 FM 1993A CORP.

                       STATEMENTS OF STOCKHOLDER'S EQUITY

                    For the Year Ended December 31, 1994 and
                 the Period from December 22, 1993 (Inception)
                              to December 31, 1993


                                                    1994             1993
                                                -----------      -----------
Balance at beginning of period . . . . . . .    $       100      $        --

Issuance of common stock . . . . . . . . . .             --              100

Net earnings for the period. . . . . . . . .             --               --
                                                -----------      -----------
Balance at end of period . . . . . . . . . .    $       100      $       100
                                                ===========      ===========



                 See accompanying notes to financial statements.

                                 FM 1993A CORP.

                            STATEMENTS OF CASH FLOWS

                    For the Year Ended December 31, 1994 and
                 the Period from December 22, 1993 (Inception)
                              to December 31, 1993

                                                    1994             1993
                                                -----------      -----------
Cash flows from operations:
  Net earnings . . . . . . . . . . . . . . .    $        --      $        --
                                                -----------      -----------
    Cash flows provided by operations. . . .             --               --
                                                -----------      -----------

Cash flows from investing activities:
  Long-term notes receivable purchased . . .    (66,427,605)              --
                                                -----------      -----------
    Cash flows used in investing activities.    (66,427,605)              --
                                                -----------      -----------

Cash flows from financing activities:
  Proceeds from issuance of long-term
    notes payable. . . . . . . . . . . . . .     68,908,000               --
  Finance charges incurred in
    issuance of long-term notes payable. . .     (2,480,395)              --
  Issuance of Common Stock . . . . . . . . .             --              100
                                                -----------      -----------
    Cash flows provided by
       financing activities. . . . . . . . .     66,427,605              100
                                                -----------      -----------
Net increase in cash . . . . . . . . . . . .             --              100
Cash at beginning of period. . . . . . . . .            100               --
                                                -----------      -----------

Cash at end of period. . . . . . . . . . . .    $       100      $       100
                                                ===========      ===========
Supplemental disclosure of cash flow
  information:
    Interest paid during the year. . . . . .    $ 6,768,125      $        --
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

     CRC-I and CRC-II (collectively, "CRC") are special purpose limited partnerships organized to (i) acquire, own, hold and sell or transfer estates for years in various existing and to-be-constructed Foodmaker, Inc. ("Foodmaker") restaurant properties, (ii) sell mortgage notes to the Company accompanied by a pledge of the foregoing estates for years, and (iii) lease the restaurant properties to Foodmaker. CRC-I and CRC-II may not engage in any other activities other than those required to accomplish the foregoing.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash Equivalents, for the purposes of statements of cash flows, are considered to be all highly liquid investments with a maturity of three months or less when purchased.

     Amortization - Original issue discount and deferred finance charges are amortized using the effective interest method over the life of the related notes and have been included as a component of interest income and interest expense.

     Income taxes - The Company has elected to be taxed as a Sub-chapter S Corporation under the Internal Revenue Code and, as a result, has no federal income tax liability.

     Basis of Presentation - Information presented in the financial statements for the year ended in 1993 reflect the period from the Company's inception on December 22, 1993 to its fiscal year ended on December 31, 1993.

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

     The Company's only source of liquidity is payments on the CRC Notes, which, in turn, are dependent upon Foodmaker's payments on the CRC leases.
If Foodmaker were to fail to make payments to CRC-I and CRC-II on the financing leases. CRC-I and CRC-II would be unable to make payments on the CRC Notes. The Company would then be required to initiate proceedings to gain possession of, liquidate or obtain tenants for the restaurant properties. There can be no assurance that such collateral could be liquidated, if necessary, in sufficient amounts or at times required to satisfy all scheduled principal and interest payments.

                          INDEPENDENT AUDITORS' REPORT




The Partners
CRC-I Limited Partnership.:

We have audited the accompanying balance sheets of CRC-I Limited Partnership, a limited partnership, as of December 31, 1994 and December 31, 1993, and the related statements of operations, partners' capital, and cash flows for the year ended December 31, 1994 and for the period from December 8, 1993 (inception) through December 31, 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CRC-I Limited
Partnership as of December 31, 1994 and December 31, 1993, and the results of its operations and its cash flows for the year ended December 31, 1994 and for the period from December 8, 1993 (inception) through December 31, 1993 in conformity with generally accepted accounting principles.




                                                 KPMG PEAT MARWICK LLP


San Diego, California
March 13, 1995

                            CRC-I LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                  December 31


                                     ASSETS

                                                    1994             1993
                                                -----------      -----------
Cash . . . . . . . . . . . . . . . . . . . .    $       100      $       100
Long-term lease receivables. . . . . . . . .     28,792,829               --
Sinking fund deposits. . . . . . . . . . . .        644,324               --
                                                -----------      -----------
TOTAL. . . . . . . . . . . . . . . . . . . .    $29,437,253      $       100
                                                ===========      ===========

                      LIABILITIES AND PARTNERS' CAPITAL

Long-term notes payable. . . . . . . . . . .    $28,792,829      $        --
Sinking fund liability . . . . . . . . . . .        644,324               --
Partners' Capital:
    General Partner. . . . . . . . . . . . .              1                1
    Limited Partner. . . . . . . . . . . . .             99               99
                                                -----------      -----------
TOTAL. . . . . . . . . . . . . . . . . . . .    $29,437,253      $       100
                                                ===========      ===========


                 See accompanying notes to financial statements.

                            CRC-I LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                    For the Year Ended December 31, 1994 and
                  the Period from December 8, 1993 (Inception)
                              to December 31, 1993



                                                    1994             1993
                                                -----------      -----------
Revenues:
  Interest income. . . . . . . . . . . . . .    $ 3,077,077      $        --
  Administrative fee income. . . . . . . . .         25,000               --
                                                -----------      -----------
                                                  3,102,077               --
                                                -----------      -----------

Expenses:
  Interest expense . . . . . . . . . . . . .      3,077,077               --
  Administrative fee expense . . . . . . . .         25,000               --
                                                -----------      -----------
                                                  3,102,077               --
                                                -----------      -----------
Net earnings . . . . . . . . . . . . . . . .    $        --      $        --
                                                ===========      ===========



                 See accompanying notes to financial statements.

                            CRC-I LIMITED PARTNERSHIP

                         STATEMENTS OF PARTNERS' CAPITAL

                    For the Year Ended December 31, 1994 and
                  the Period from December 8, 1993 (Inception)
                              to December 31, 1993

                                              General   Limited
                                              Partner   Partner    Total
                                              -------   -------    -----
Initial capital contributions. . . . . . . .   $   1     $  99     $ 100
                                               -----     -----     -----
Balance at December 31, 1993 . . . . . . . .       1        99       100

Net earnings for the period. . . . . . . . .      --        --        --
                                               -----     -----     -----
Balance at December 31, 1994 . . . . . . . .   $   1     $  99     $ 100
                                               =====     =====     =====


                 See accompanying notes to financial statements.

                            CRC-I LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                    For the Year Ended December 31, 1994 and
                  the Period from December 8, 1993 (Inception)
                              to December 31, 1993

                                                    1994             1993
                                                -----------      -----------
Cash flows from operations:
  Net earnings . . . . . . . . . . . . . . .    $        --      $        --
                                                -----------      -----------
    Cash flows provided by operations. . . .             --               --
                                                -----------      -----------

Cash flows from investing activities:
  Long-term lease receivables purchased. . .    (28,633,100)              --
  Increase in sinking fund deposits. . . . .       (644,324)              --
                                                -----------      -----------
    Cash flows used in investing activities.    (29,277,424)              --
                                                -----------      -----------

Cash flows from financing activities:
  Proceeds from issuance of long-term
    notes payable. . . . . . . . . . . . . .     28,633,100               --
  Increase in sinking fund liability . . . .        644,324               --
  Initial capital contributions. . . . . . .             --              100
                                                -----------      -----------
    Cash flows provided by
       financing activities. . . . . . . . .     29,277,424              100
                                                -----------      -----------
Net increase in cash . . . . . . . . . . . .             --              100
Cash at beginning of period. . . . . . . . .            100               --
                                                -----------      -----------

Cash at end of period. . . . . . . . . . . .    $       100      $       100
                                                ===========      ===========
Supplemental disclosure of cash flow
  information:
    Interest paid during the year. . . . . .    $ 2,917,348      $        --
                                                ===========      ===========

                 See accompanying notes to financial statements.

                           CRC-I LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


1.   ORGANIZATION

     CRC-I Limited Partnership ("CRC-I") and another similar special purpose limited partnership, CRC-II Limited Partnership ("CRC-II"), (collectively, "CRC") were organized December 8, 1993 to (i) acquire, own, hold and sell or transfer estates for years in various existing and to-be-constructed Foodmaker, Inc. restaurant properties, (ii) sell mortgage notes to the FM 1993A Corp. accompanied by a pledge of the foregoing estates for years, and
(iii) lease the restaurant properties to Foodmaker. CRC-I and CRC-II may not engage in any other activities other than those required to accomplish the foregoing.

     FM 1993A Corp. was incorporated in the State of Delaware on December 22, 1993 for the purpose of: (i) issuing and selling debt obligations ("Notes"), as principal and as agent for CRC-I and CRC-II, Massachusetts limited partnerships, and (ii) acquiring, owning and holding obligations of CRC-I and CRC-II as well as accounts, investments and other property to be pledged as collateral for the Notes. FM 1993A Corp. may not engage in any other activities other than those required to accomplish the foregoing.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash Equivalents, for the purposes of statements of cash flows, are considered to be all highly liquid investments with a maturity of three months or less when purchased.

     Amortization - Original issue discount is amortized using the effective interest method over the life of the related notes and has been included as a component of interest income and interest expense.

     Income taxes - No provision for income taxes has been made as the liability for such taxes is that of the partners rather than the partnership.

     Basis of Presentation - Information presented in the financial statements for the year ended in 1993 reflect the period from the Company's inception on December 8, 1993 to its fiscal year ended on December 31, 1993.

3.   SIGNIFICANT TRANSACTIONS

     On January 5, 1994, in a private placement transaction, FM 1993A Corp. issued and sold $70 million aggregate principal amount of notes (the "Private Placement Notes") for $68.9 million, less offering expenses of $2.5 million, which proceeds were used to purchase for $66.4 million, notes receivable from CRC-I and CRC-II with an aggregate principal amount of $70 million (collectively,the "CRC Notes"). In September 1994, the Private Placement Notes were exchanged for substantially identical registered notes (the "Notes). The Notes are due November 1, 2003, payable interest only at the rate of 9.75% per annum semi-annually on July 1 and January 1 each year, with a mandatory prepayment of 50% of the original principal on the first business day of January 2003. The CRC Notes' payment and interest terms are equivalent to and structured to coincide with the Notes such that funds will be available to make payments on the Notes. In addition, the CRC Notes require semi-annual sinking fund payments to a trustee of $747 thousand, which will be utilized to partially fund the 50% prepayment in January 2003. CRC-I and CRC-II used the proceeds of the CRC Notes (of which approximately 43% relates to CRC-I and 57% to CRC-II) to purchase estates for years in various Foodmaker restaurant properties and, in a transaction accounted for as a financing, lease back such properties to Foodmaker on terms which provide the funds necessary to make the CRC Notes' payments. The Notes are secured by, among other things, the CRC Notes, the CRC leases to Foodmaker, first priority liens on the underlying properties and any sinking fund or other amounts held in trust.
                                      F-14

     CRC's only source of liquidity is collection of Foodmaker's payments on the CRC leases. If Foodmaker were to fail to make payments to CRC on the financing leases, CRC would be unable to make payments on the CRC Notes. CRC would then be required to initiate proceedings to gain possession of, liquidate or obtain tenants for the restaurant properties. There can be no assurance that such collateral could be liquidated, if necessary, in sufficient amounts or at times required to satisfy all scheduled principal and interest payments.

                          INDEPENDENT AUDITORS' REPORT




The Partners
CRC-II Limited Partnership.:

We have audited the accompanying balance sheets of CRC-II Limited Partnership, a limited partnership, as of December 31, 1994 and December 31, 1993, and the related statements of operations, partners' capital, and cash flows for the year ended December 31, 1994 and for the period from December 8, 1993 (inception) through December 31, 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CRC-II Limited Partnership as of December 31, 1994 and December 31, 1993, and the results of its operations and its cash flows for the year ended December 31, 1994 and for the period from December 8, 1993 (inception) through December 31, 1993 in conformity with generally accepted accounting principles.




                                                 KPMG PEAT MARWICK LLP


San Diego, California
March 13, 1995

                           CRC-II LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                  December 31


                                     ASSETS

                                                    1994             1993
                                                -----------      -----------
Cash . . . . . . . . . . . . . . . . . . . .    $       100      $       100
Long-term lease receivables. . . . . . . . .     38,005,341               --
Sinking fund deposits. . . . . . . . . . . .        850,480               --
                                                -----------      -----------
TOTAL. . . . . . . . . . . . . . . . . . . .    $38,855,921      $       100
                                                ===========      ===========

                      LIABILITIES AND PARTNERS' CAPITAL

Long-term notes payable. . . . . . . . . . .    $38,005,341      $        --
Sinking fund liability . . . . . . . . . . .        850,480               --
Partners' Capital:
    General Partner. . . . . . . . . . . . .              1                1
    Limited Partner. . . . . . . . . . . . .             99               99
                                                -----------      -----------
TOTAL. . . . . . . . . . . . . . . . . . . .    $38,855,921      $       100
                                                ===========      ===========


                 See accompanying notes to financial statements.

                           CRC-II LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                    For the Year Ended December 31, 1994 and
                  the Period from December 8, 1993 (Inception)
                              to December 31, 1993



                                                    1994             1993
                                                -----------      -----------
Revenues:
  Interest income. . . . . . . . . . . . . .    $ 4,061,613      $        --
  Administrative fee income. . . . . . . . .         25,000               --
                                                -----------      -----------
                                                  4,086,613               --
                                                -----------      -----------

Expenses:
  Interest expense . . . . . . . . . . . . .      4,061,613               --
  Administrative fee expense . . . . . . . .         25,000               --
                                                -----------      -----------
                                                  4,086,613               --
                                                -----------      -----------
Net earnings . . . . . . . . . . . . . . . .    $        --      $        --
                                                ===========      ===========



                 See accompanying notes to financial statements.

                           CRC-II LIMITED PARTNERSHIP

                         STATEMENTS OF PARTNERS' CAPITAL

                    For the Year Ended December 31, 1994 and
                  the Period from December 8, 1993 (Inception)
                              to December 31, 1993

                                              General   Limited
                                              Partner   Partner    Total
                                              -------   -------    -----
Initial capital contributions. . . . . . . .   $   1     $  99     $ 100
                                               -----     -----     -----
Balance at December 31, 1993 . . . . . . . .       1        99       100

Net earnings for the period. . . . . . . . .      --        --        --
                                               -----     -----     -----
Balance at December 31, 1994 . . . . . . . .   $   1     $  99     $ 100
                                               =====     =====     =====


                 See accompanying notes to financial statements.

                           CRC-II LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                    For the Year Ended December 31, 1994 and
                  the Period from December 8, 1993 (Inception)
                              to December 31, 1993


                                                    1994             1993
                                                -----------      -----------
Cash flows from operations:
  Net earnings . . . . . . . . . . . . . . .    $        --      $        --
                                                -----------      -----------
    Cash flows provided by operations. . . .             --               --
                                                -----------      -----------

Cash flows from investing activities:
  Long-term lease receivables purchased. . .    (37,794,505)              --
  Increase in sinking fund deposits. . . . .       (850,480)              --
                                                -----------      -----------
    Cash flows used in investing activities.    (38,644,985)              --
                                                -----------      -----------

Cash flows from financing activities:
  Proceeds from issuance of long-term
    notes payable. . . . . . . . . . . . . .     37,794,505               --
  Increase in sinking fund liability . . . .        850,480               --
  Initial capital contributions. . . . . . .             --              100
                                                -----------      -----------
    Cash flows provided by
       financing activities. . . . . . . . .     38,644,985              100
                                                -----------      -----------
Net increase in cash . . . . . . . . . . . .             --              100
Cash at beginning of period. . . . . . . . .            100               --
                                                -----------      -----------

Cash at end of period. . . . . . . . . . . .    $       100      $       100
                                                ===========      ===========
Supplemental disclosure of cash flow
  information:
    Interest paid during the year. . . . . .    $ 3,850,777      $        --
                                                ===========      ===========

                 See accompanying notes to financial statements.

                           CRC-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


1.   ORGANIZATION

     CRC-II Limited Partnership ("CRC-II") and another similar special purpose limited partnership, CRC-I Limited Partnership ("CRC-I"), (collectively, "CRC") were organized December 8, 1993 to (i) acquire, own, hold and sell or transfer estates for years in various existing and to-be-constructed Foodmaker, Inc. restaurant properties, (ii) sell mortgage notes to the FM 1993A Corp. accompanied by a pledge of the foregoing estates for years, and
(iii) lease the restaurant properties to Foodmaker. CRC-I and CRC-II may not engage in any other activities other than those required to accomplish the foregoing.

     FM 1993A Corp. was incorporated in the State of Delaware on December 22, 1993 for the purpose of: (i) issuing and selling debt obligations ("Notes"), as principal and as agent for CRC-I and CRC-II, Massachusetts limited partnerships, and (ii) acquiring, owning and holding obligations of CRC-I and CRC-II as well as accounts, investments and other property to be pledged as collateral for the Notes. FM 1993A Corp. may not engage in any other activities other than those required to accomplish the foregoing.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash Equivalents, for the purposes of statements of cash flows, are considered to be all highly liquid investments with a maturity of three months or less when purchased.

     Amortization - Original issue discount is amortized using the effective interest method over the life of the related notes and has been included as a component of interest income and interest expense.

     Income taxes - No provision for income taxes has been made as the liability for such taxes is that of the partners rather than the partnership.

     Basis of Presentation - Information presented in the financial statements for the year ended in 1993 reflect the period from the Company's inception on December 8, 1993 to its fiscal year ended on December 31, 1993.

3.   SIGNIFICANT TRANSACTIONS

     On January 5, 1994, in a private placement transaction, FM 1993A Corp. issued and sold $70 million aggregate principal amount of notes (the "Private Placement Notes") for $68.9 million, less offering expenses of $2.5 million, which proceeds were used to purchase for $66.4 million, notes receivable from CRC-I and CRC-II with an aggregate principal amount of $70 million (collectively, the "CRC Notes"). In September 1994, the Private Placement Notes were exchanged for substantially identical registered notes (the "Notes). The Notes are due November 1, 2003, payable interest only at the rate of 9.75% per annum semi-annually on July 1 and January 1 each year, with a mandatory prepayment of 50% of the original principal on the first business day of January 2003. The CRC Notes' payment and interest terms are equivalent to and structured to coincide with the Notes such that funds will be available to make payments on the Notes. In addition, the CRC Notes require semi-annual sinking fund payments to a trustee of $747 thousand, which will be utilized to partially fund the 50% prepayment in January 2003. CRC-I and CRC-II used the proceeds of the CRC Notes (of which approximately 43% relates to CRC-I and 57% to CRC-II) to purchase estates for years in various Foodmaker restaurant properties and, in a transaction accounted for as a financing, lease back such properties to Foodmaker on terms which provide the funds necessary to make the CRC Notes' payments. The Notes are secured by, among other things, the CRC Notes, the CRC leases to Foodmaker, first priority liens on the underlying properties and any sinking fund or other amounts held in trust.

     CRC's only source of liquidity is collection of Foodmaker's payments on the CRC leases. If Foodmaker were to fail to make payments to CRC on the financing leases, CRC would be unable to make payments on the CRC Notes. CRC would then be required to initiate proceedings to gain possession of, liquidate or obtain tenants for the restaurant properties. There can be no assurance that such collateral could be liquidated, if necessary, in sufficient amounts or at times required to satisfy all scheduled principal and interest payments.
                                      F-22